Form 10-K/A
period 1995-12-31
HOUSEHOLD REVOLVING HOME EQUITY LOAN TRUST 1995-1
filed 1996-05-10
CIK 943970

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                          FORM 10-K/A


     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1995


Purpose: To supplement in part Part IV, Item 14(c) of Company's previously filed Form 10-K in order to file as an exhibit the Annual Servicing Report of Company's Independent
          Public Accountants.


                  Commission File Nos. 33-98098


            REVOLVING HOME EQUITY LOAN TRUST 1995-2
     (Exact name of Registrant as specified in Department of the Treasury, Internal Revenue Service Form SS-4)

HOUSEHOLD FINANCE CORPORATION
(Servicer of the Trust)
(Exact name as specified in Servicer's charter)


            DELAWARE                      36-3670374
(State or other jurisdiction of   (I.R.S. Employer Identification
incorporation of Servicer)        Number of Registrant


 2700 SANDERS ROAD, PROSPECT HEIGHTS, ILLINOIS         60070
(Address of principal executive offices of           (Zip Code)
Servicer)


Servicer's telephone number, including area code  (847) 564-5000


























                           SIGNATURES




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Servicer has duly caused this amendment to be signed on behalf of the Revolving Home Equity Loan Trust 1995-2 by the undersigned, thereunto duly authorized.




                          HOUSEHOLD FINANCE CORPORATION,
                         as Servicer of and on behalf of the

                       REVOLVING HOME EQUITY LOAN TRUST 1995-2
                                    (Registrant)




Date:  April 10, 1996         By:/s/John W. Blenke
                                 John W. Blenke
                                 Assistant Secretary
















U:\WP\HFS088\95-10K\RHEL95-2.AMD









                          Exhibit Index


Exhibit No.    Exhibit                                      Page
No.

99             Copy of Independent Public Accountants          4
               Annual Servicing Report dated January 24,
               1996.