Form 10-K/A
period 1996-12-31
HOUSEHOLD REVOLVING HOME EQUITY LOAN TRUST 1995-1
filed 1997-05-01
CIK 943970

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




Date:  April 29, 1997         By:/s/John W. Blenke
                                 John W. Blenke
                                 Assistant Secretary






U:\WP\HFS088\95-10K\RHEL95-1.AMD

                           Exhibit Index


Exhibit No.    Exhibit                                      Page
No.

99             Copy of Independent Public Accountants          4
               Annual Servicing Report dated January 23,
               1997.