Form 10-K/A
HOUSEHOLD REVOLVING HOME EQUITY LOAN TRUST 1995-1
filed 2000-05-08
CIK 943970

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




Date:  May 8, 2000       By:/s/ John W. Blenke
                                 John W. Blenke
                                 Assistant Secretary

                           Exhibit Index


Exhibit No.    Exhibit

99              Copy of Independent Public Accountants Annual
                Servicing Report dated January 14, 2000.